Form 10QSB
period 2003-06-30
TAKE A RIDE INC
filed 2003-07-11
CIK 1109341

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2003

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

770 East Warm Springs Rd., Suite 250
Las Vegas, Nevada                                                      89119
(Address of principal executive offices                           (zip code)

                               (702) 866-5839
            (Registrant's telephone number, including area code)

          1850 East Flamingo Rd., Suite 111 Las Vegas, Nevada 89119
                       (Former address of Registrant)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2003
Common Stock, par value $0.001                     7,204,370


                        ITEM 1.  FINANCIAL STATEMENTS

                              TAKE A RIDE, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                  June 30,     December 31,
                                                    2003           2002
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #5)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $0.001 par value,
   authorized 20,000,000 shares;
   7,204,370 and 6,604,370 issued and
   outstanding at 6/30/03 and 12/31/02                  7,204          6,604

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (7,204)        (6,604)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                              TAKE A RIDE, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                   March 3,
                                                                     2000
                      Three Months Ended      Six Months Ended    (Inception)
                           June 30,               June 30,        to June 30,
                                                                     2003
                       2003       2002        2003       2002
INCOME
Revenue             $       0    $       0  $       0  $       0   $         0
                    ---------    ---------  ---------  ---------   -----------
EXPENSE
General and
Administrative            600           22        600         22         7,204
                    ---------    ---------  ---------  ---------   -----------
TOTAL EXPENSES            600           22        600         22         7,204
                    ---------    ---------  ---------  ---------   -----------
NET (LOSS)          $   (600)    $    (22)  $   (600)  $    (22)   $   (7,204)
                    =========    =========  =========  =========   ===========
Weighted average
number of common
shares outstanding  7,204,370    6,476,240  7,204,370  6,476,240     7,204,370
                    =========    =========  =========  =========   ===========

Net Loss
Per Weighted Share  $   (.00)    $   (.00)  $   (.00)  $   (.00)   $     (.00)
                    =========    =========  =========  =========   ===========

 The accompanying notes are an integral part of these financial statements.

                              TAKE A RIDE, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                            March 3,
                                                                              2000
                               Three Months Ended     Six Months Ended     (Inception)
                                    June 30,              June 30,         to June 30,
                                                                              2003
                                2003       2002       2003       2002
Cash Flows from
Operating Activities:
  Net (loss)                 $   (600)   $    (22)  $   (600)  $    (22)   $   (7,204)
  Stock Issued for services          0           0          0          0         5,000
  Issuance of stock to
   Convert debt to equity          600          22        600         22         2,204

Changes in assets and
Liabilities:
  Officers Advances                  0           0          0          0             0
                             ---------   ---------  ---------  ---------   -----------
Net cash (used) in
operating activities                 0           0          0          0             0

Cash Flows from
Investing Activities:
  Organization Costs                 0           0          0          0             0
                                                                           -----------
  Net Cash (used) in
  Investing activities               0           0          0          0             0

Cash Flows from
Financing Activities                 0           0          0          0             0
                             ---------   ---------  ---------  ---------   -----------
Net increase in cash                 0           0          0          0             0

Cash beginning of period             0           0          0          0             0
                             ---------   ---------  ---------  ---------   -----------
Cash end of period           $       0   $       0  $       0  $       0   $         0
                             =========   =========  =========  =========   ===========
Supplemental Disclosure
  Interest paid              $       0   $       0  $       0  $       0   $         0
                             =========   =========  =========  =========   ===========
  Taxes paid                 $       0   $       0  $       0  $       0   $         0
                             =========   =========  =========  =========   ===========
 Non-cash transactions:
  Number of shares issued
     For services                    0           0          0          0     5,000,000
                             =========   =========  =========  =========   ===========
  Number of shares issued
  To convert debt to equity    600,000      21,880    600,000     21,880     2,204,370
                             =========   =========  =========  =========   ===========

 The accompanying notes are an integral part of these financial statements.

                              TAKE A RIDE, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2003

Note 1 - Basis of Presentation

     The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended June 30, 2003 of $(7,204). In addition, the Company's development activities since inception have been financially sustained through equity financing.

     The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                              TAKE A RIDE, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2003

NOTE 3 - STOCKHOLDERS EQUITY

     On April 28, 2003, the Company issued an officer of the Company 500,000 shares of its $.001 par value common stock for conversion of debt to equity of $500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On June 17, 2003, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - OFFICERS ADVANCES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     The Registrant's executive office address changed to 770 East Warm Springs Rd., Suite 250, Las Vegas, Nevada 89119 effective June 1, 2003.

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


Dated:    July 11, 2003

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

Date: July 11, 2003


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